Form 10-K
period 2007-06-30
ME Portfolio Management SMHL Global Fund No. 9
filed 2007-09-28
CIK 1373520

OMB APPROVAL
OMB Number: 3235-0063 Expires: April 30, 2009 Estimated average burden hours per response . . . 2,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 30 June 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

333-134196-01
(COMMISSION FILE NUMBER OF ISSUING ENTITY)
SMHL Global Fund No. 9

(EXACT NAME OF ISSUING ENTITY AS SPECIFIED IN ITS CHARTER)

333-134196
(COMMISSION FILE NUMBER OF DEPOSITOR AND SPONSOR)

ME Portfolio Management Limited (ABN 79 005 964 134)
(EXACT NAME OF DEPOSITOR AND SPONSOR AS SPECIFIED IN ITS CHARTER)

VICTORIA, AUSTRALIA	Not Applicable
State or other jurisdiction of incorporation or organization of the issuing entity	I.R.S. Employer Identification No.

LEVEL 16, 360 COLLINS STREET, MELBOURNE, VICTORIA, AUSTRALIA 3000
(Address of principal executive offices of the issuing entity)

Registrant's telephone number, including area code: +61 3 9605 6000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒ Yes	☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. NONE.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). NONE.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	ITEM 1, BUSINESS.
(B)	ITEM 1A, RISK FACTORS.
(C)	ITEM 2, PROPERTIES.
(D)	ITEM 3, LEGAL PROCEEDINGS.
(E)	ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(B) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

No single obligor represents more than 10% of the pool assets held by SMHL Global Fund No. 9 (the "Fund").

ITEM 1114(B)(2) OF REGULATION AB. CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (INFORMATION REGARDING SIGNIFICANT ENHANCEMENT PROVIDERS—FINANCIAL INFORMATION).

Not applicable.

ITEM 1115(B) OF REGULATION AB. CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

The consolidated financial statements of Commonwealth Bank of Australia and its subsidiary companies at June 30, 2006 and 2005 and for the years ended June 30, 2006 and 2005, included in, or as exhibits to, Item 18 of Commonwealth Bank of Australia's Annual Report on Form 20-F for the fiscal year ended June 30, 2006 (File No. 001-02419) filed with the Securities and Exchange Commission on November 14, 2006 and the unaudited consolidated interim financial statements at December 31, 2006 and 2005 and for the half years ended December 31, 2006 and 2005, included in, or as exhibits to, Commonwealth Bank of Australia's Form 6-K dated March 21, 2007 (File No. 001-02419) filed with the Commission on March 27, 2006 are hereby incorporated by reference in this Form 10-K. You should be aware that any such financial statements may be modified or superseded by a document filed with the Commission at a later date. You should not assume that the information concerning Commonwealth Bank of Australia is accurate as of any date other than the date that such Forms 20-F and 6-K were filed with the Commission.

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS.

There are no legal proceedings pending against ME Portfolio Management Limited (the "Depositor" and the "Sponsor"), the Issuing Entity, the Issuer Trustee, Members Equity Bank Pty Limited (the "Servicer"), Perpetual Trustee Company Limited (the "Security Trustee") or The Bank of New York (the "Note Trustee"), or of which any property of the foregoing is the subject, that are or would be material to holders of the SMHL Global Fund No. 9 Class A1 Mortgage Backed Floating Rate Notes.

There are no proceedings known to be contemplated by governmental authorities pending against the Depositor and Sponsor, the Issuing Entity, the Issuer Trustee, the Servicer, the Security Trustee or the Note Trustee, or of which any property of the foregoing is the subject, that are or would be material to holders of the SMHL Global Fund No. 9 Class A1 Mortgage Backed Floating Rate Notes.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	ITEM 5, MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(B)	ITEM 6, SELECTED FINANCIAL DATA.
(C)	ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
(D)	ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(E)	ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
(F)	ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
(G)	ITEM 9A, CONTROLS AND PROCEDURES.

ITEM 9B. OTHER INFORMATION.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
(B)	ITEM 11, EXECUTIVE COMPENSATION.
(C)	ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
(D)	ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
(E)	ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to the Instructions to Item 1119 of Regulation AB, information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 of the General Rules and Regulations Promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-K.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

Members Equity Bank Pty Limited (in its role as servicer and mortgage manager), ME Portfolio Management Limited (in its role as depositor, sponsor and manager), The Bank of New York (in its role as principal paying agent and note registrar) and Perpetual Limited (in its role as issuer trustee) (collectively, the "Servicing Parties") have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Fund. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a "Servicing Report"), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties has provided an attestation report (each an "Attestation Report") by one or more public accounting firms, which reports are also attached as exhibits to this Form 10-K. None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party.

ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT.

Members Equity Bank Pty Limited (in its role as servicer and mortgage manager) and ME Portfolio Management Limited (in its role as depositor, sponsor and manager) have been identified by the registrant as servicers with respect to the asset pool held by the Fund. Each of Members Equity Bank Pty Limited and ME Portfolio Management Limited has completed a statement of compliance with applicable servicing criteria (each a "Compliance Statement"), in each case signed by an authorized officer of Members Equity Bank Pty Limited and ME Portfolio Management Limited, respectively. The Compliance Statements are attached as exhibits to this Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Not applicable.
	(2)	Not applicable.
	(3)	Exhibits listed below in response to Item 601 of Regulation S-K are either included or incorporated by reference as indicated:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Form 8-K dated as of September 27, 2006 filed by the Depositor on September 29, 2006).
3.1	Memorandum of Association of the Depositor (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-127004).
3.2	Articles of Association of the Depositor (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-127004).
4.1.1	Master Trust Deed (incorporated by reference to Exhibit 4.1.1 to Registration Statement No. 333-127004).
4.1.2	Amending and Restating Deed to the Master Trust Deed (incorporated by reference to Exhibit 4.1.2 to Registration Statement No. 333-127004).
4.1.3	Supplemental Deed to the Master Trust Deed (incorporated by reference to Exhibit 4.1.3 to Registration Statement No. 333-141696).
4.2	Notice of Creation of a Securitization Fund (incorporated by reference to Exhibit 4.2 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
4.3	Supplementary Bond Terms Notice - Class A Notes and Class B Notes (incorporated by reference to Exhibit 4.3 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
4.4	Supplementary Bond Terms Notice - Liquidity Notes (incorporated by reference to Exhibit 4.4 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
4.5	Security Trust Deed (incorporated by reference to Exhibit 4.5 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
4.5.1	Amending Deed to the Security Trust Deed (incorporated by reference to Exhibit 4.5.1 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).

4.5.2	Nomination Notice - Security Trust Deed (incorporated by reference to Exhibit 4.5.2 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
4.6	Note Trust Deed (incorporated by reference to Exhibit 4.6 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
4.7	Securitization Fund Bond Issue Direction (incorporated by reference to Exhibit 4.7 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
10.1	Mortgage Origination and Management Agreement (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-127004).
10.2	Deed of Novation of the Mortgage Origination and Management Agreement (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-127004).
10.3	Deed of Amendment of the Mortgage Origination and Management Agreement (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-127004).
10.4
Amending Deeds of the Mortgage Origination and Management Agreement (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-117983 and Exhibit 10.4 to Registration Statement No. 333-127004).

10.5	Amending Deeds of the Mortgage Origination and Management Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-134196).
10.6
Nomination Notice - SMHL Mortgage Origination and Management Agreement (incorporated by reference to Exhibit 10.4.1 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).

10.7	Standby Servicing Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-134196).
10.8	Fixed-Floating Interest Rate Swap Agreement (incorporated by reference to Exhibit 10.7 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
10.9	Management Support Deed (incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-127004).
10.9.1	Amending Deed to the Management Support Deed (incorporated by reference to Exhibit 10.6.1 to Registration Statement No. 333-127004).
10.10	Payment Funding Facility (incorporated by reference to Exhibit 10.9 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
10.11	Cross Currency Swap Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
10.12	Redraw Funding Facility Agreement (incorporated by reference to Exhibit 10.11 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
10.13	Top-up Funding Facility Agreement (incorporated by reference to Exhibit 10.12 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
31.1	Section 302 Certification.

33.1	Report on Assessment of Compliance with Servicing Criteria of Members Equity Bank Pty Limited.
33.2	Report on Assessment of Compliance with Servicing Criteria of ME Portfolio Management Limited.
33.3	Report on Assessment of Compliance with Servicing Criteria of Perpetual Limited.
33.4	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York.
33.5	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York.
34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of Deloitte Touche Tohmatsu, on behalf of Members Equity Bank Pty Limited.
34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of Deloitte Touche Tohmatsu, on behalf of ME Portfolio Management Limited.
34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Perpetual Limited.
34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, on behalf of The Bank of New York.
34.5	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York.
35.1	Servicer Compliance Statement of Members Equity Bank Pty Limited.
35.2	Servicer Compliance Statement of ME Portfolio Management Limited.
99.1
The consolidated financial statements of Commonwealth Bank of Australia and its subsidiary companies at June 30, 2006 and 2005 and for the years ended June 30, 2006 and 2005, included in, or as exhibits to, Commonwealth Bank of Australia's Annual Report on Form 20-F for the fiscal year ended June 30, 2006 (incorporated by reference to Item 18 of Form 20-F (File No. 001-02419) filed by Commonwealth Bank of Australia on November 14, 2006).

99.2
The unaudited consolidated interim financial statements of Commonwealth Bank of Australia and its subsidiary companies at December 31, 2006 and 2005 and for the half years ended December 31, 2006 and 2005, included in, or as exhibits to, Commonwealth Bank of Australia's Form 6-K dated March 21, 2007 (incorporated by reference to Form 6-K (File No. 001-02419) filed by Commonwealth Bank of Australia on March 27, 2006).

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMHL GLOBAL FUND NO. 9 (by ME Portfolio Management Limited, as Depositor)
Date: September 28, 2007
	By:	/s/ Paul Garvey
Name: Paul Garvey Title: Manager - Financial Markets*

* Paul Garvey is Manager - Financial Markets of ME Portfolio Management Limited and is the senior office in charge of securitization of ME Portfolio Management Limited.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Form 8-K dated as of September 27, 2006 filed by the Depositor on September 29, 2006).
3.1	Memorandum of Association of the Depositor (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-127004).
3.2	Articles of Association of the Depositor (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-127004).
4.1.1	Master Trust Deed (incorporated by reference to Exhibit 4.1.1 to Registration Statement No. 333-127004).
4.1.2	Amending and Restating Deed to the Master Trust Deed (incorporated by reference to Exhibit 4.1.2 to Registration Statement No. 333-127004).
4.1.3	Supplemental Deed to the Master Trust Deed (incorporated by reference to Exhibit 4.1.3 to Registration Statement No. 333-141696).
4.2	Notice of Creation of a Securitization Fund (incorporated by reference to Exhibit 4.2 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
4.3	Supplementary Bond Terms Notice - Class A Notes and Class B Notes (incorporated by reference to Exhibit 4.3 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
4.4	Supplementary Bond Terms Notice - Liquidity Notes (incorporated by reference to Exhibit 4.4 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
4.5	Security Trust Deed (incorporated by reference to Exhibit 4.5 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
4.5.1	Amending Deed to the Security Trust Deed (incorporated by reference to Exhibit 4.5.1 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
4.5.2	Nomination Notice - Security Trust Deed (incorporated by reference to Exhibit 4.5.2 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
4.6	Note Trust Deed (incorporated by reference to Exhibit 4.6 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
4.7	Securitization Fund Bond Issue Direction (incorporated by reference to Exhibit 4.7 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
10.1	Mortgage Origination and Management Agreement (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-127004).
10.2	Deed of Novation of the Mortgage Origination and Management Agreement (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-127004).
10.3	Deed of Amendment of the Mortgage Origination and Management Agreement (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-127004).

10.4
Amending Deeds of the Mortgage Origination and Management Agreement (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-117983 and Exhibit 10.4 to Registration Statement No. 333-127004).

10.5	Amending Deeds of the Mortgage Origination and Management Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-134196).
10.6
Nomination Notice - SMHL Mortgage Origination and Management Agreement (incorporated by reference to Exhibit 10.4.1 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).

10.7	Standby Servicing Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-134196).
10.8	Fixed-Floating Interest Rate Swap Agreement (incorporated by reference to Exhibit 10.7 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
10.9	Management Support Deed (incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-127004).
10.9.1	Amending Deed to the Management Support Deed (incorporated by reference to Exhibit 10.6.1 to Registration Statement No. 333-127004).
10.10	Payment Funding Facility (incorporated by reference to Exhibit 10.9 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
10.11	Cross Currency Swap Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K dated as of October 11, 2006 006 filed by the Depositor on October 13, 2006).
10.12	Redraw Funding Facility Agreement (incorporated by reference to Exhibit 10.11 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
10.13	Top-up Funding Facility Agreement (incorporated by reference to Exhibit 10.12 to Form 8-K dated as of October 11, 2006 filed by the Depositor on October 13, 2006).
31.1	Section 302 Certification.
33.1	Report on Assessment of Compliance with Servicing Criteria of Members Equity Bank Pty Limited.
33.2	Report on Assessment of Compliance with Servicing Criteria of ME Portfolio Management Limited.
33.3	Report on Assessment of Compliance with Servicing Criteria of Perpetual Limited.
33.4	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York.
33.5	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York.
34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of Deloitte Touche Tohmatsu, on behalf of Members Equity Bank Pty Limited.
34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of Deloitte Touche Tohmatsu, on behalf of ME Portfolio Management Limited.
34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Perpetual Limited.

34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, on behalf of The Bank of New York.
34.5	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York.
35.1	Servicer Compliance Statement of Members Equity Bank Pty Limited.
35.2	Servicer Compliance Statement of ME Portfolio Management Limited.
99.1
The consolidated financial statements of Commonwealth Bank of Australia and its subsidiary companies at June 30, 2006 and 2005 and for the years ended June 30, 2006 and 2005, included in, or as exhibits to, Commonwealth Bank of Australia's Annual Report on Form 20-F for the fiscal year ended June 30, 2006 (incorporated by reference to Item 18 of Form 20-F (File No. 001-02419) filed by Commonwealth Bank of Australia on November 14, 2006).

99.2
The unaudited consolidated interim financial statements of Commonwealth Bank of Australia and its subsidiary companies at December 31, 2006 and 2005 and for the half years ended December 31, 2006 and 2005, included in, or as exhibits to, Commonwealth Bank of Australia's Form 6-K dated March 21, 2007 (incorporated by reference to Form 6-K (File No. 001-02419) filed by Commonwealth Bank of Australia on March 27, 2006).